Form 10-K
period 2017-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-C3
filed 2018-03-30
CIK 1687605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(Central Index Key Number: 0001558761)

Rialto Mortgage Finance, LLC

(Central Index Key Number: 0001592182)

(Exact name of sponsor as specified in its charter)

81-4498593
81-4486584
New York	81-6938061
(State or other jurisdiction of	(I.R.S. Employer
organization of the issuing entity)	Identification No.)

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

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

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

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the U.S. Trust Indenture Act of 1939, as amended (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Following oral argument on Citibank’s motion to dismiss, plaintiffs filed an amended complaint on August 5, 2016. On June 27, 2017, the state court issued a decision, dismissing the event of default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims. The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim. Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017.

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

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the Trust Indenture Act, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the Trust Indenture Act, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-event of default duty to terminate servicers. On March 27, 2017, DBNTC and DBTCA filed an answer to the amended complaint. On January 26, 2018, plaintiffs filed a motion for class certification. The parties are currently briefing the motion. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to plaintiffs’ breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. On January 17, 2018, Plaintiffs filed a motion for class certification. The parties are currently briefing the motion. Discovery is ongoing.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the Trust Indenture Act; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the New York’s Streit Act (the “Streit Act”); and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ Trust Indenture Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. Discovery is ongoing.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the Trust Indenture Act; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s Trust Indenture Act claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Pooling and Servicing Agreement for this transaction.

Disclosure from Wells Fargo Bank, National Association, as certificate administrator and as custodian for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA, the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA, the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA, the Quantum Park mortgage loan under the WFCM 2016-C37 PSA, the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA and the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of November 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated November 17, 2016, and filed by the registrant on November 17, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of September 1, 2016 (the “MSBAM 2016-C30 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated November 17, 2016, and filed by the registrant on November 17, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein)[1].

[1]	The Briarwood Mall mortgage loan, which represented approximately 8.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Briarwood Mall mortgage loan and the related companion loan(s) are serviced pursuant to the MSBAM 2016-C30 PSA.

4.3	Pooling and Servicing Agreement, dated as of October 1, 2016 (the “CGCMT 2016-P5 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated November 17, 2016, and filed by the registrant on November 17, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein)[2].

4.4	Pooling and Servicing Agreement, dated as of July 1, 2016 (the “SGCMS 2016-C5 PSA”), by and among SG Commercial Mortgage Securities, LLC, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated November 17, 2016, and filed by the registrant on November 17, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein)[3].

4.5	Pooling and Servicing Agreement, dated as of November 1, 2016 (the “MSC 2016-BNK2 PSA”), between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, C-III Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated November 22, 2016, and filed by the registrant on November 29, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein)[4].

[2]	The College Boulevard Portfolio mortgage loan, which represented approximately 4.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The College Boulevard Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2016-P5 PSA.
[3]	The Marriott Saddle Brook mortgage loan, which represented approximately 0.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Marriott Saddle Brook mortgage loan and the related companion loan(s) are serviced pursuant to the SGCMS 2016-C5 PSA.
[4]	The 101 Hudson Street mortgage loan, which represented approximately 7.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 101 Hudson Street mortgage loan and the related companion loan(s) are serviced pursuant to the MSC 2016-BNK2 PSA.

4.6	Pooling and Servicing Agreement, dated as of November 1, 2016 (the “CFCRE 2016-C6 PSA”), by and among CCRE Commercial Mortgage Securities, L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, AEGON USA Realty Advisors, LLC, as Potomac Mills special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated December 16, 2016, and filed by the registrant on December 22, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein)[5].

4.7	Pooling and Servicing Agreement, dated as of December 1, 2016 (the “WFCM 2016-LC25 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 8, 2016, and filed by the registrant on December 14, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein)[6].

4.8	Pooling and Servicing Agreement, dated as of December 1, 2016 (the “WFCM 2016-C37 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 22, 2016, and filed by the registrant on December 29, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein)[7].

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[8]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

[5]	The Potomac Mills mortgage loan, which represented approximately 4.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Potomac Mills mortgage loan and the related companion loan(s) are serviced pursuant to the CFCRE 2016-C6 PSA.

The Hill7 Office mortgage loan, which represented approximately 4.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Hill7 Office mortgage loan and the related companion loan(s) are serviced pursuant to the CFCRE 2016-C6 PSA.

[6]	The Marriott Hilton Head Resort & Spa mortgage loan, which represented approximately 4.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Marriott Hilton Head Resort & Spa mortgage loan and the related companion loan(s) are serviced pursuant to the WFCM 2016-LC25 PSA.
[7]	The Quantum Park mortgage loan, which represented approximately 4.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Quantum Park mortgage loan and the related companion loan(s) are serviced pursuant to the WFCM 2016-C37 PSA.
[8]	Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) AEGON USA Realty Advisors, LLC, as Potomac Mills special servicer for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA, (ii) Pentalpha Surveillance LLC, as operating advisor for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA, and (iii) CWCapital Asset Management LLC, as general special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA, are not included in this report on Form 10-K because each of AEGON USA Realty Advisors, LLC, Pentalpha Surveillance LLC and CWCapital Asset Management LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkeley Point Capital LLC, as primary servicer

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (see Exhibit 33.1)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (see Exhibit 33.8)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (see Exhibit 33.9)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (see Exhibit 33.4)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (see Exhibit 33.5)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 33.7)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 33.2)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 33.9)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 33.10)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 33.11)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 33.12)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 33.13)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (see Exhibit 33.7)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (see Exhibit 33.9)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (see Exhibit 33.10)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (see Exhibit 33.11)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (see Exhibit 33.12)

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (see Exhibit 33.13)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 33.7)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 33.2)

33.35	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 33.9)

33.36	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 33.10)

33.37	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 33.11)

33.38	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 33.12)

33.39	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 33.13)

33.40	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 33.7)

33.41	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 33.10)

33.42	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 33.11)

33.43	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 33.12)

33.44	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 33.13)

33.45	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (see Exhibit 33.7)

33.46	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (see Exhibit 33.8)

33.47	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (see Exhibit 33.3)

33.48	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (see Exhibit 33.10)

33.49	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (see Exhibit 33.11)

33.50	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (see Exhibit 33.12)

33.51	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (see Exhibit 33.13)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkeley Point Capital LLC, as primary servicer

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (see Exhibit 34.1)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (see Exhibit 34.8)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (see Exhibit 34.9)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (see Exhibit 34.4)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (see Exhibit 34.5)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 34.7)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 34.2)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 34.9)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 34.10)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 34.11)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 34.12)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 34.13)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (see Exhibit 34.7)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (see Exhibit 34.9)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (see Exhibit 34.10)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (see Exhibit 34.11)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (see Exhibit 34.12)

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (see Exhibit 34.13)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 34.7)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 34.2)

34.35	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 34.9)

34.36	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 34.10)

34.37	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 34.11)

34.38	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 34.12)

34.39	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 34.13)

34.40	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 34.7)

34.41	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 34.10)

34.42	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 34.11)

34.43	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 34.12)

34.44	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 34.13)

34.45	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (see Exhibit 34.7)

34.46	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (see Exhibit 34.8)

34.47	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (see Exhibit 34.3)

34.48	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (see Exhibit 34.10)

34.49	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (see Exhibit 34.11)

34.50	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (see Exhibit 34.12)

34.51	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (see Exhibit 34.13)

35	Servicer compliance statements.[9]

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Berkeley Point Capital LLC, as primary servicer

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

35.6	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA

35.8	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (see Exhibit 35.1)

35.9	Servicer compliance statement, LNR Partners, LLC, as special servicer for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA

35.10	Servicer compliance statement, Citibank, N.A., as certificate administrator for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (see Exhibit 35.3)

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA

35.12	Servicer compliance statement, Rialto Capital Advisors, LLC as special servicer for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 35.7)

35.14	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA

35.15	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (see Exhibit 35.7)

35.16	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA

35.17	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA

35.18	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 35.7)

[9]	This annual report on Form 10-K does not include the servicer compliance statements of (i) C-III Asset Management LLC, as special servicer for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA, (ii) AEGON USA Realty Advisors, LLC, as Potomac Mills special servicer for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA, and (iii) CWCapital Asset Management LLC, as general special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA, because each of C-III Asset Management LLC, AEGON USA Realty Advisors, LLC and CWCapital Asset Management LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

35.19	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA

35.20	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (see Exhibit 35.7)

35.21	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA

35.22	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA

35.23	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (see Exhibit 35.7)

99.1	Mortgage Loan Purchase Agreement, dated as of November 1, 2016, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated November 17, 2016, and filed by the registrant on November 17, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of November 1, 2016, between Barclays Bank PLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Barclays Bank PLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated November 17, 2016, and filed by the registrant on November 17, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated as of November 1, 2016, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated November 17, 2016, and filed by the registrant on November 17, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein).

99.4	Mortgage Loan Purchase Agreement, dated as of November 1, 2016, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated November 17, 2016, and filed by the registrant on November 17, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein).

99.5	Primary Servicing Agreement, dated as of November 1, 2016, by and between Midland Loan Services, a division of PNC Bank, National Association, as master servicer, and Berkeley Point Capital LLC, as primary servicer (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K dated November 17, 2016, and filed by the registrant on November 17, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2018

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, President