Form 10-K/A
period 2018-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-C3
filed 2019-11-27
CIK 1687605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Not Applicable

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2019 under Commission File No. 333-207132-08 (the “Original Form 10-K”), is to file with the Commission: (i) a revised report on assessment of compliance with servicing criteria for asset-backed securities of Rialto Capital Advisors, LLC as Exhibits 33.2, 33.20 and 33.34, as a replacement of the report on assessment of compliance filed as Exhibits 33.2, 33.20 and 33.34 to the Original Form 10-K; and (ii) a revised attestation report on assessment of compliance with servicing criteria for asset-backed securities for Rialto Capital Advisors, LLC as Exhibits 34.2, 34.20 and 34.34, as a replacement of the attestation report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibits 34.2, 34.20 and 34.34 to the Original Form 10-K. No other changes have been made to the Original Form 10-K other than the changes described above.

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

4.6	Pooling and Servicing Agreement, dated as of November 1, 2016 (the “CFCRE 2016-C6 PSA”), by and among CCRE Commercial Mortgage Securities, L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, AEGON USA Realty Advisors, LLC, as Potomac Mills special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated December 16, 2016, and filed by the registrant on December 22, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein)[5].

4.7	Pooling and Servicing Agreement, dated as of December 1, 2016 (the “WFCM 2016-LC25 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 8, 2016, and filed by the registrant on December 14, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein)[6].

4.8	Pooling and Servicing Agreement, dated as of December 1, 2016 (the “WFCM 2016-C37 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 22, 2016, and filed by the registrant on December 29, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein)[7].

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[8]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkeley Point Capital LLC, as primary servicer (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

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

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 33.2)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 33.27 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 33.2)

33.35	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.36	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.37	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.38	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.39	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.40	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.41	Report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as general special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (filed as Exhibit 33.27 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.42	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.43	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.44	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.45	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.46	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.47	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.48	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.49	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.50	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.51	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

33.52	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkeley Point Capital LLC, as primary servicer (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (see Exhibit 34.2)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 34.27 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.33	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (see Exhibit 34.2)

34.35	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.36	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.37	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.38	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.39	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.40	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.41	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as general special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (filed as Exhibit 34.27 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.42	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.43	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.44	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.45	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.46	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.47	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.48	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.49	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.50	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.51	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

34.52	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35	Servicer compliance statements.[10]

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.2	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer (filed as Exhibit 35.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.4	Servicer compliance statement, Berkeley Point Capital LLC, as primary servicer (filed as Exhibit 35.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

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

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 35.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.6	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Briarwood Mall mortgage loan under the MSBAM 2016-C30 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.8	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.9	Servicer compliance statement, LNR Partners, LLC, as special servicer for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 35.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.10	Servicer compliance statement, Citibank, N.A., as certificate administrator for the College Boulevard Portfolio mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (filed as Exhibit 35.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.12	Servicer compliance statement, Rialto Capital Advisors, LLC as special servicer for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (filed as Exhibit 35.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Marriott Saddle Brook mortgage loan under the SGCMS 2016-C5 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.14	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 35.14 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.15	Servicer compliance statement, C-III Asset Management LLC, as special servicer for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 35.15 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.16	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 101 Hudson Street mortgage loan under the MSC 2016-BNK2 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.17	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 35.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.18	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 35.18 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.19	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Potomac Mills mortgage loan and the Hill7 Office mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.20	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (filed as Exhibit 35.20 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.21	Servicer compliance statement, C-III Asset Management LLC, as general special servicer for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (filed as Exhibit 35.21 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.22	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Marriott Hilton Head Resort & Spa mortgage loan under the WFCM 2016-LC25 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.23	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 35.23 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.24	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 35.24 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

35.25	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-08, and is incorporated by reference herein)

99.1	Mortgage Loan Purchase Agreement, dated as of November 1, 2016, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated November 17, 2016, and filed by the registrant on November 17, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of November 1, 2016, between Barclays Bank PLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Barclays Bank PLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated November 17, 2016, and filed by the registrant on November 17, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated as of November 1, 2016, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated November 17, 2016, and filed by the registrant on November 17, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein).

99.4	Mortgage Loan Purchase Agreement, dated as of November 1, 2016, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated November 17, 2016, and filed by the registrant on November 17, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein).

99.5	Primary Servicing Agreement, dated as of November 1, 2016, by and between Midland Loan Services, a division of PNC Bank, National Association, as master servicer, and Berkeley Point Capital LLC, as primary servicer (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K dated November 17, 2016, and filed by the registrant on November 17, 2016 under Commission File No. 333-207132-08, and is incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 27, 2019

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President